Form 10-Q
period 1996-03-31
AMERIDATA TECHNOLOGIES INC
filed 1996-05-14
CIK 876346

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                                   (Mark One)
                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1996

                                       OR
              [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to _______________

                         Commission file number:1-13356


                          AMERIDATA TECHNOLOGIES, INC.

            (Exact name of registrant as specified in its charter)

      Delaware                                         06-1302103
(State or other jurisdiction               (I.R.S.Employer Identification No.)
 of incorporation)

                 700 Canal Street, Stamford, Connecticut 06902
                                 (203) 357-1464

   (Address, including zip code and telephone number, including area code, of principal executive offices)


        (Former name, former address and former fiscal year, if changed since last report)


Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share ("Common Stock").

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____.

As of March 31, 1996, there were 22,310,509 shares of AmeriData Technologies, Inc. Common Stock, par value $.01 per share outstanding.

                         AMERIDATA TECHNOLOGIES, INC.

                        Quarterly Report on Form 10-Q

                For the Quarterly Period Ended March 31, 1996




                                    INDEX



Part I                                                                  Page

1.  Financial Statements (Unaudited)

    Condensed Consolidated Balance Sheets as of
    March 31, 1996 and December 31, 1995. . . . . . . . . . . . . . . . . 1


    Condensed Consolidated Statements of Income for the
    Three Month Periods Ended March 31, 1996 and 1995. . . . . . . . . .  2

    Condensed Consolidated Statements of Cash Flows for the
    Three Months Ended March 31, 1996 and 1995 . . . . . . . . . . . . .  3

    Notes to Condensed Consolidated Financial Statements . . . . . . . .  4


2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations  . . . . . . . . . . . . . . . . . . . . .  7


Part II - Other Information . . . . . . . . . . . . . . . . . . . . . . . 11


     Item 6. Exhibits and Reports On Form 8-K

                     AMERIDATA TECHNOLOGIES, INC.
                           AND SUBSIDIARIES
                 Condensed Consolidated Balance Sheets

                                                March 31,       December 31,
                                                  1996             1995
                                             ------------     ------------
                                                      (in thousands)
                  ASSETS

Current Assets:
 Cash and cash equivalents                   $      34,334   $    39,201
 Cash, restricted                                    1,218         2,236
 Accounts receivable, net                          300,900       287,977
 Inventories, primarily finished goods             164,286       171,070
 Deferred income taxes                               8,599         8,685
 Other current assets                               30,445        27,576
                                                -----------    -----------
    Total current assets                           539,782       536,745

Property and equipment, net                         50,932        46,828

Excess cost of businesses over fair value
 of net assets acquired, net                       113,147       110,472
Other intangible assets, net                         1,311         1,514
Other assets                                         8,155        14,825
                                                -----------   ------------
                                             $     713,327   $   710,384
                                                ===========   ============

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Revolving line of credit                    $     253,167    $  286,012
 Current portion of long-term debt                  48,731        39,432
 Accounts payable                                  138,395       133,682
 Accrued expenses                                   45,363        32,327
 Other current liabilities                           9,755        10,573
                                                -----------    -----------
    Total current liabilities                      495,411       502,026

Long-term debt                                      12,206        11,605
Other, principally deferred income taxes             9,847         8,922

AmeriData-obligated mandatorily redeemable
 preferred securities of subsidiary
 AmeriData Delaware, L.L.C. (Note 6)*               30,880        30,880

Stockholders' Equity:
Preferred stock:
  Authorized, 10,000,000 shares,
 par value $.01 per share, none issued
Common stock:
  Authorized, 50,000,000 shares,
  par value $.01 per share,
  issued 22,310,509 shares and 21,592,507 shares       223           216
Additional paid-in capital                         127,128       122,531
Retained earnings                                   38,319        34,868
Treasury stock at cost, 23,074 shares                 (387)         (387)
Foreign currency translation adjustments              (300)         (277)
                                                -----------   ------------
Total stockholders' equity                         164,983       156,951
                                                -----------   ------------
                                              $    713,327    $  710,384
                                                ============  ============

See Accompanying Notes To Condensed Consolidated Financial Statements.

*As described in the footnotes to the financial statements, the sole asset of AmeriData Delaware, L.L.C. consists of $30,880 principal amount of 8% convertable subordinated debentures of AmeriData Technologies, Inc.
due May 31, 2003

                            AMERIDATA TECHNOLOGIES, INC.
                                  AND SUBSIDIARIES

                Condensed Consolidated Statements of Income
                   (in thousands, except per share data)


                                                  Three Months Ended
                                                       March 31,
                                              ------------------------------
                                                   1996             1995
                                                   ----             ----

Net revenues
  Computer products                         $      405,905    $   249,472
  Computer services                                 46,894         25,429
                                              --------------   -------------
    Total net revenues                             452,799        274,901
                                              --------------   -------------

Cost of revenues
  Computer products                                361,725        222,235
  Computer services                                 28,330         16,415
                                              --------------   -------------
    Total cost of revenues                         390,055        238,650
                                              --------------   -------------

 Gross margin                                       62,744         36,251


 Selling, general and administrative expenses       47,857         28,112

 Amortization of intangible assets                   1,316          1,116
                                              --------------   -------------

Operating income                                    13,571          7,023

Interest expense                                     8,007          4,349
                                              --------------   -------------

Income before income taxes                           5,564          2,674

Provision for income taxes                           2,113          1,070
                                              --------------   -------------

 Net income                                 $        3,451    $     1,604
                                              ==============   =============

Net income per common and common equivalent share:


    Primary                                 $        0.15     $      0.08
                                              ==============   =============

    Fully Diluted                           $        0.15     $      0.08
                                              ==============   =============

Weighted average number of shares used in computation:


    Primary                                        22,584         21,013
                                              ==============   =============

    Fully diluted                                  26,566         21,013
                                              ==============   =============


 See Accompanying Notes to Condensed Consolidated Financial Statements

                          AMERIDATA TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows

                                                              Three Months Ended
                                                                   March 31,
                                                                1996       1995
                                                           ----------  ---------
                                                                  (in thousands)

Cash flows from operating activities:
    Net income                                          $      3,451   $  1,604
Adjustments to reconcile net income to cash provided by
    (used in) operating activities:
    Depreciation and amortization                              4,702      3,313
    Provision for deferred income taxes                        1,084        141
    Other non cash charges                                       823        858
Changes in operating assets and liabilities,
    net of effects of acquisitions:
    Accounts receivable                                      (13,142)    26,206
    Inventories                                                6,509      6,149
    Other current assets                                       3,438       (866)
    Other assets                                                  99       (863)
    Accounts payable and accrued expenses                     17,993    (63,912)
    Other liabilities                                           (766)        32
                                                           ----------  ---------
        Cash provided by (used in) operating activities       24,191    (27,338)
                                                           ----------  ---------

Cash flows from investing activities:
    Acquisition of businesses                                   (904)
    Purchase of property and equipment                        (7,868)    (7,064)
    Other                                                       (100)
                                                           ----------  ---------
        Cash used in investing activities                     (8,872)    (7,064)
                                                           ----------- ---------

Cash flows from financing activities:
    Net proceeds from issuance of common stock and
     exercise of warrants and options                            556     10,477
    Proceeds from issuance of long-term debt                  14,981      3,272
    Revolving line of credit borrowings, net                 (32,859)    14,184
    Repayment of debt                                         (2,815)    (1,509)
                                                           ----------- ---------
        Cash provided by (used in) financing activities      (20,137)    26,424
                                                           ----------- ---------

Effect of exchange rate changes on cash                          (49)

Net decrease in cash and cash equivalents                     (4,867)    (7,978)

Balance at the beginning of the period                        39,201     17,927
                                                           ----------- ---------
Balance at the end of the period                        $     34,334   $  9,949
                                                           =========== =========

Supplementary cash flow information:
    Interest paid                                       $      7,160 $    3,738
    Income taxes paid                                            582         18


    See Accompanying Notes to Condensed Consolidated Financial Statements

                          AMERIDATA TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements


Note 1 - The Company

            AmeriData Technologies, Inc. is a leading international provider of PC-based computer and networking products and services, and business and technology consulting services, to commercial, governmental and educational organizations. The Company operates in over 140 locations through four business units: Systems and Services, AmeriData Global, AmeriData Consulting and AmeriData Computer Rental. The Company's Systems and Services unit provides product delivery, systems integration, networking services, technical support, and maintenance and outsourcing services, principally through five regional distribution centers throughout the United States. AmeriData Global provides products and services in the United Kingdom, Canada, Mexico, Norway, Austria, Portugal, Greece and Denmark, similar in nature to the Systems and Services unit. AmeriData Consulting provides advanced systems consulting and application development services. AmeriData Computer Rental provides short-term rental of PC equipment and networks.

            Since 1992, the Company has engaged in a program of acquiring the stock or assets of other companies that provide computer products and services. These companies have been acquired with cash, common stock, the assumption or refinancing of existing indebtedness or combinations of the foregoing. Substantially all of the Company's revenues, net income and assets are derived from the numerous businesses acquired through this program.

            The Company's financial information as of March 31, 1996, and for the interim periods ended March 31, 1996 and 1995 included herein is unaudited; however, such information reflects all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the three month periods ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the Company's most recent audited financial statements from which the December 31, 1995 balance sheet included herein is derived.

            Certain 1995 amounts have been reclassified to conform to the presentation used in 1996.

Note 2  -  Intangible Assets

            The excess cost of businesses over the fair value of net assets acquired (goodwill) is being amortized using the straight-line method over periods ranging from 20 to 40 years from the date of acquisition. The carrying value of goodwill is reviewed for each entity acquired if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows from operating income of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill will be reduced by the estimated shortfall of cash flows.

            Other intangible assets consist primarily of distribution rights relating to emergency alerting products, covenants not-to-compete, and deferred engineering costs. Distribution rights are amortized over the 10-year life of the related agreement using the straight-line method and the covenants not-to-compete are amortized over periods of two to four years. Deferred engineering costs are amortized over earned revenues not to exceed a period of five years.





Note 3 - Completed Acquisitions

            In February 1996, the Company completed the acquisition of all of the common stock of Brenner Technology, Inc. ("Brenner") in exchange for approximately 450,000 shares of common stock of the Company, valued at $4.1 million. Approximately 132,000 shares are held in escrow and will be released to the sellers over a three year period and charged to compensation expense upon attainment of specified profit objectives as defined. The common stock issued in connection with this acquisition is unrestricted stock and, accordingly, the value of the stock as stated above reflects the market value at the time of issuance. Brenner provides advanced business and technology consulting services in the New York metropolitan market.

            The following unaudited pro forma combined information shows the results of the Company's operations for the three months ended March 31, 1996 and 1995 as though all of the acquisitions in 1996 and 1995 had occurred as of the beginning of the respective periods. The unaudited operating results of the companies prior to the date of acquisition have been derived from the historical financial statements of the acquired companies. The pro forma results are presented for comparative and informational purposes and are not necessarily indicative of the results that could have been achieved if the transactions had occurred at the beginning of the respective periods or that may result in the future and also do not reflect the results of operations which would be anticipated under the Company's ownership.


Unaudited operating data:

                                     Three Months Ended March 31,
                                         1996           1995
                                (in thousands, except per share data)


Net revenues                        $  453,645       $  383,410

Gross margin                            63,081           55,088

Operating expenses                      49,173           44,544

Interest expense                         8,003            5,346

Net income                          $    3,508       $    2,252

Net income per common and common
 equivalent share (fully diluted)   $     0.15       $     0.10
                                     ============   ============



Weighted average number of shares
used in computation (fully diluted)      26,725          21,740
                                     ============   ============




Note 4 - Pending Sale of Assets

            The Company's radio stations in Waco, Texas are currently under contract for sale. The approximate selling price is $3.5 million, which exceeds the carrying value of the investment in the radio stations by approximately $1.7 million. The sale is subject to approval by the FCC and is expected to close in the second quarter of 1996.

            The Company's investment in Radio Equity Partners, Ltd. ("REP"), is included in other current assets (carrying value $6.3 million). REP is currently under contract for sale and the Company expects to receive approximately $11 million in cash upon closing. The sale is subject to approval by the FCC and is expected to close by December 31, 1996.




Note 5 - Debt Transactions

            The Company is financing its new management information system ("MIS") through IBM Credit Corporation ("ICC"). The Company has financed an aggregate of $6.8 million, of which $6.0 million was outstanding as of March 31, 1996. The Company has been advised by ICC that they will finance the remaining cost of the project.

                 On March 29, 1996, the Company borrowed $10 million from ICC under a short-term note agreement. The note bears interest at the rate of prime plus .625%. The note matures as follows: the greater of $2.5 million or the proceeds from the sale of the radio stations in Waco, Texas on or before May 31, 1996; the greater of $4 million or the proceeds from the potential sale of investment in REP by August 31, 1996; and the remaining balance, if any, by December 31, 1996. The Company has given ICC a security interest in its investment in REP and has pledged the stock of the Waco radio station subsidiary to ICC.

Note 6 - AmeriData-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary AmeriData Delaware, L.L.C. ("Delaware")

            In June 1995, Delaware, a special purpose limited liability company which is a wholly owned subsidiary of the Company, completed the sale of 1,235,200 shares of 8% Convertible Fixed Life Aggregated Securities with a liquidation preference of $25 per security ("Preferred Securities") for net proceeds of approximately $28.2 million. The underwriting discount and other expenses of this offering approximated $2.7 million. The proceeds of the offering were loaned to the Company in exchange for a subordinated debenture with payment terms substantially similar to the Preferred Securities. The amount loaned to the Company represents the sole asset of Delaware. Distributions on the Preferred Securities are to be made monthly at the annual rate of 8% of the liquidation preference and are included in interest expense in the consolidated financial statements. Under the terms of the underlying agreements the Company unconditionally guarantees the obligations of Delaware. The Company has the option to defer distributions on the Preferred Securities for up to 18 months.

            The Preferred Securities are guaranteed by the Company and are convertible into shares of the Company's common stock at 2.851 shares for each Preferred Security. The Preferred Securities are subject to mandatory redemption on May 31, 2003 unless previously converted or redeemed by the Company. The Company may call for the redemption of the Preferred Securities after June 10, 1998 and up to the maturity date at a redemption price of 105.0 percent of the liquidation preference, declining on each subsequent annual anniversary date by one percent to 100.0 percent of the liquidation preference on May 31, 2003. Costs incurred in connection with the issuance of the Preferred Securities are included in other assets and are being amortized over the 8 year life of the issue; such amortization is included in interest expense.


Note 7 - Net Income Per Common Share and Common Equivalent Share

            Net income per common share and common equivalent share is calculated by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. For primary earnings per share, common equivalent shares are shares which would be issuable upon the exercise of outstanding stock options and warrants, reduced by the number of shares assumed to be purchased by the Company with the proceeds obtained thereby at the average market price during the period. For the fully diluted earnings per share calculation, shares are assumed to be purchased by the Company at the higher of the average or period end market price and, therefore, this calculation may include additional equivalent shares. In addition this calculation includes the Preferred Securities on an "if converted" basis; net income is increased by the net cost of the distribution and amortization of issue costs and average shares outstanding increased to give effect to the conversion of the Preferred Securities.




Note 8 - Supplemental Balance Sheet Information

            During the three months ended March 31, 1996, the Company's net investment in property and equipment increased by $7.9 million, consisting of $2.9 million of additions to the rental portfolio, $2.0 million of additions relating to the new management information system, and $3.0 million of additions relating to equipment to support expanded operations

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

                  The Company is a leading international provider of computing and networking products and services to commercial, governmental and educational users. The Company was formed in 1990 to design, market and sell emergency alerting products and systems to industrial and governmental users. In 1992, the Company acquired several entities which provided computer products and services to industrial and governmental users. During 1995, 1994 and 1993, the Company completed the acquisition of numerous additional entities including the acquisition in 1995 of certain computer products and services businesses from Control Data in the United Kingdom, Canada, Mexico, Norway, Austria, Portugal, Greece and Denmark. In addition, during 1994, the Company established AmeriData Consulting, Inc. ("AmeriData Consulting" or "ACI"), and AmeriData Computer Rental ("AmeriData Rental" or "ACR") which entities acquired businesses in the consulting and computer and related equipment rental industries, respectively. The results of operations of the acquired businesses are included in the statements of income from their respective dates of acquisition. All of these acquisitions were effected through the issuance of approximately 3.85 million shares of Common Stock and the payment of approximately $106 million and have resulted in approximately $121 million of excess cost of businesses over fair value of net assets acquired (goodwill). The carrying value of goodwill is reviewed for each entity acquired if facts and circumstances suggest that the goodwill may be impaired. If this review indicates that goodwill may not be recoverable, the Company's carrying value of goodwill will be reduced. In connection with such acquisitions, subsidiaries of the Company assumed or refinanced inventory and receivables-based credit facilities.

            The Company derives its revenues primarily from the sale of computer products and service offerings. The service offerings include, principally, computer rental, consulting, maintenance contracts, network cabling, network design and installation, systems integration and training. Cost of service revenue includes, primarily, salaries and related costs of consultants and technical support personnel, and depreciation of computer equipment used in rental operations.

Results of Operations

Three Months ended March 31, 1996 Compared to Three Months Ended March 31, 1995.

                                                                            (%)
                                   1996           1995        Change      Change
                                   ----           ----        ------      ------

     Net Revenues ($000):
      Computer products            405,905       249,472      156,433       63%

      Computer services             46,894        25,429       21,465       84%
                                 ------------   -----------   ----------
      Total net revenues           452,799       274,901      177,898       65%


     Cost of revenues ($000):
      Computer products            361,725       222,235      139,490       63%

      Computer services             28,330        16,415       11,915       73%
                                 ------------   -----------   ----------
      Total cost of revenues       390,055       238,650      151,405       63%

     Gross margin ($000):
      Computer products             44,180        27,237       16,943       62%

      Computer services             18,564         9,014        9,550      106%
                                 ------------   -----------   ----------
      Total gross margin            62,744        36,251       26,493       73%
                                 ============   ===========   ==========

     Gross margin percentage:
      Computer products               10.9%         10.9%
      Computer services               39.6%         35.4%
      Total gross margin percentage   13.9%         13.2%


     Operating income percentage       3.0%          2.6%

                 For the three months ended March 31, 1996 total revenues increased to $452.8 million from $274.9 million in the comparable period. The increase in computer products revenue is attributable to acquisitions made in the second and third quarters of 1995 and an internal growth rate of approximately 18%. The increase in gross margin percentage for the computer service business reflects the Company's emphasis on growing value added services which carry higher margins.

                  Selling, General, and Administrative ("SG&A") expenses increased to $47.9 million for the three months ended March 31, 1996 from $28.1 million for the three months ended March 31, 1995, as a result of the Company's significantly increased business activities. SG&A expenses in the first quarter of 1996 were 10.6% of revenues as compared to 10.2% of revenues for the comparable 1995 period.

                  Amortization of intangible assets increased to $1.3 million for the three months ended March 31, 1996 from $1.1 million in the comparable 1995 period. This increase is caused by the additional goodwill amortization of the acquired businesses.

                  As a result of the above, operating income as a percent of revenue increased to 3.0% for the three months ended March 31, 1996, from 2.6% in the comparable 1995 period.

                  Interest expense for the three months ended March 31, 1996 increased to $8.0 million from $4.3 million for the comparable period in 1995. The increase in interest expense in 1996 was caused mainly by increased advances under the Company's working capital lines of credit utilized to finance the Company's significantly increased business activities, financing for additional capital expenditures, and financing associated with businesses acquired in the second and third quarters of 1995.

                  The provision for income taxes for the three months ended March 31, 1996, was $2.1 million as compared to $1.1 million for the comparable 1995 period. The Company's effective income tax rate in 1996 and 1995 was 38.0% and 40.0%, respectively, which is greater than the statutory rate of 34% primarily due to the effect of state income taxes, net of federal benefits, and foreign income taxes.

                  Due to the changes noted above, net income increased $1.8 million to $3.4 million for the three months ended March 31, 1996 from $1.6 million in the comparable 1995 period.

                  Primary and fully diluted net income per share for the three months ended March 31, 1996 was $.15, as compared to $.08 for the comparable 1995 period. Primary and fully diluted average shares used to compute earnings per share were 22,584,000 and 26,566,000, respectively for the three months ended March 31, 1996 and 21,013,000 and 21,013,000 respectively for the three months ended March 31, 1995. The calculation of fully diluted shares for the three months ended March 31, 1996 reflects the "if converted" method attributable to the Preferred Securities.

Liquidity and Capital Resources

Three months ending March 31, 1996:

            The Company's cash position was $34.3 million at March 31, 1996, a decrease of $4.9 million as compared to the balance at December 31, 1995. Net cash provided by operating activities was $24.2 million resulting mainly from increases in accounts payable and accrued expenses of $18.0 million and a decrease in inventories of $6.5 million, partially offset by an increase in accounts receivable of $13.1 million. Net income plus other non-cash charges totaling $10.0 million provided cash to fund the aforementioned operating activities. In addition, other current assets decreased by $3.4 million primarily related to net reductions in amounts due under vendor incentive programs.

            Cash used in investing activities totaled $8.9 million. Investing activities include cash used for the acquisition of property and equipment totaling $7.9 million, including $2.9 million for computer rental equipment, $2.0 million for the new management information system, and $3.0 million for equipment to support existing operations and acquired businesses.

            These investing activities were financed by net proceeds of $15.0 million from the issuance of debt, and $.6 million from the exercise of warrants and options. During the three months ended March 31, 1996, net revolving line of credit repayments totaled $32.9 million, and repayments of debt amounted to $2.8 million.

            During 1994 the Company entered into an agreement with IBM Credit Corporation, as amended (the "ICC Facility"), pursuant to which the Company, through its subsidiaries, may borrow, subject to available collateral up to $425 million, of which $20 million is to be used for acquisition of rental equipment. Under the terms of this facility ICC gives the Company approximately 30 to 45 days interest-free to pay for inventory purchases. Thereafter, interest accrues at a rate of prime plus .375% and the obligation is reclassified from accounts payable to revolving line of credit in the consolidated balance sheet. The ICC Facility is guaranteed by the Company and contains financial covenants with respect to consolidated tangible net worth, as defined, debt to tangible net worth, working capital and net income to revenue tests. At March 31, 1996, the Company was in compliance with such covenants and expects to continue to remain in compliance. The ICC Facility limits the Company's subsidiaries' ability to pay dividends or to make loans to the Company to amounts not to exceed 50% of such subsidiaries' cumulative net income. At March 31, 1996, approximately $15.2 million of such subsidiaries' cumulative net income was available to pay dividends or advance loans to the Company. Management believes that such limitations will not have a material adverse effect on the Company's liquidity. At March 31, 1996, utilization under the ICC Facility aggregated $304.0 million of which $71.5 million is included in accounts payable and $232.5 million is included in "revolving line of credit."

            In connection with the expansion of the Company's operations outside of the United States, the Company, in October 1995, entered into a financing agreement with IBM Canada, Limited to provide working capital for the Canadian operations of the Company. The facility permits the Company to borrow up to CDN $10 million, subject to available collateral, and is secured by the assets of the Canadian subsidiary. In addition, the Company has obtained a working capital facility for the Company's United Kingdom operations which is secured by the assets of the United Kingdom subsidiary. The facility is for $15 million, subject to available collateral. The Canadian facility expires October 1997, and the accounts receivable portion of the facility for the United Kingdom subsidiary expires June 15, 1996 unless extended by ICC. The Company has been informed by ICC that this facility is to be replaced with a comparable facility from a new ICC finance affiliate in the United Kingdom. In the event ICC is unable to replace this facility the Company believes that there are available alternatives to finance the working capital needs of the United Kingdom
subsidiary.   The  remaining  international   operations  are  financed  through
internally generated cash and local bank credit facilities which are not significant in the aggregate.

            At March 31, 1996 cash on hand, plus $12.3 million of available collateral on the ICC facilities approximated $46.6 million, and $8.8 million was available to finance future additions to the rental portfolio.

            Although the ICC Facility matures in March 1997, all borrowings thereunder have been classified as current liabilities at March 31, 1996. Based on the projected revenue growth in 1996, the projected resulting increase in inventories and accounts receivable levels will cause short-term borrowings to be higher than the amounts outstanding at March 31, 1996. Management believes that the existing ICC Facility together with available cash from operations will be sufficient to fund this increased level of business.

            In addition to the ICC Facility, the Company entered into an agreement with NationsCredit Commercial Corporation ("NCC") with financial covenants similar to those contained in the ICC Facility. The NCC facility allows the Company to purchase up to a maximum of $50 million of inventory from selected suppliers. Under the terms of this facility, NCC gives the Company from 30-60 days, interest free, to pay for inventory purchased and NCC has a lien on such inventory purchased and certain accounts receivable. The NCC facility matures in December 1996, and is automatically renewable unless canceled in writing by either party giving 90 days written notification prior to the termination date. At March 31, 1996, the aggregate liability under the NCC facility was approximately $27.0 million and such amount is included in accounts payable.

            During 1995, AmeriData Consulting, Inc., a wholly owned subsidiary of the Company, entered into a $6 million, three-year secured revolving credit facility with Chemical Bank to finance working capital requirements necessary to fund the revenue growth of the Company's consulting subsidiary. The Chemical Bank agreement contains financial covenants with respect to tangible net worth, debt to tangible net worth, debt coverage ratios, and limits the amount of dividends and loans to the Company to 50% of the subsidiaries' cumulative net income. At March 31, 1996 outstanding borrowings under this facility amounted to $3.4 million; and $1.5 million was available for additional borrowings.

            The Company has received a commitment from Heller Financial Company pursuant to which the Company may borrow up to $4.5 million to finance capital equipment acquired. The acquired assets will be the sole collateral for any such borrowings. The Company has drawn down approximately $1.2 million through the first quarter of 1996.

            At March 31, 1996, total amounts outstanding under all ICC facilities, the NCC agreement and Chemical agreement aggregated $367.5 million. Subject to available collateral, the Company may borrow an additional $122.8 million under these facilities. Substantially all of the participating subsidiary company assets are pledged as collateral for the ICC facilities, NCC facility, and Chemical Bank facility and in addition to the Company's guaranty of the ICC facility and the NCC facility, the Company also guarantees the various other credit facilities of its subsidiaries.

            The Company is installing a new management information system ("MIS"), which installation is expected to be completed during 1997. The cost of the MIS system is estimated to be between $14 million and $17 million, of which $8.3 million was incurred as of March 31, 1996. The Company has financed approximately $6.8 million of this project with ICC and has been advised by ICC that it will finance the balance of this project.

            During 1996, the Company's $26.9 million 7.5% subordinated debt will mature. On March 29, 1996 the Company borrowed $10 million from ICC and paid $11.9 million of the debt maturing March 31, 1996 on April 1, 1996. The balance of the debt is payable on June 30, 1996. The $10 million borrowed from ICC on March 29, 1996, bears interest at prime plus .625%. Under the terms of the note, the greater of the net proceeds from the sale of the Company's radio station in Waco, Texas or $2.5 million is due by May 31, 1996, the greater of the proceeds from the sale of the Company's investment in Radio Equity Partners Limited Partnership ("REP") or $4.0 million by August 31, 1996, and the balance on or before December 31, 1996. The note also provides for repayment of the outstanding balances upon the sale of equity or issuance of indebtedness by the Company. The Company has given ICC a security interest in its investment in REP and has pledged the stock of the Waco radio station subsidiary to ICC. Management believes that the remaining obligation under the subordinated debt will be satisfied through available cash flow from operations or borrowings under the ICC Facility.

            Management believes that cash on hand together with available borrowings under the ICC Facility and cash flows from operations will be sufficient to satisfy the Company's cash requirements for the next twelve months and the ICC Facility for its rental unit will be sufficient to fund 1996 acquisitions of rental equipment. Thereafter, the Company will be required to raise additional funds (debt or equity) to satisfy its increasing capital needs.

            The Company intends to acquire additional  companies to complete the nationwide build-out of its Systems and Services Group, as well as the expansion of AmeriData Consulting and AmeriData Computer Rental. The Company is also
exploring   acquisitions  of  companies  or  businesses  in  foreign  countries.
Additional acquisitions will require additional capital which the Company intends to obtain through either additional equity or debt transactions. The Company believes that such sources of funds will be available as required, however, no assurances can be given that such funds will be obtained. The inability to secure additional capital would slow the Company's acquisition program.


Impact of Inflation and Seasonality

            In  the  opinion  of   Management,   seasonal   variations  are  not
significant. Inflation has not had a material effect on the operations of the Company.

                           PART II - OTHER INFORMATION




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


         (a)  Exhibits - None


         (b) Reports on Form 8-K - None

                                   SIGNATURES





Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14 th day of May, 1996.



                                          AMERIDATA TECHNOLOGIES, INC.




                                    By: /s/ Gerald A. Poch
                                        Gerald A. Poch
                                        Co-Chairman of the Board and
                                        Co- President


                                     By:/s/ John L. Harvatine
                                        John L. Harvatine,
                                        Vice President-Chief Financial Officer


                                     By:/s/ Richard H. McDevitt
                                        Richard H. McDevitt,
                                        Vice President
                                        (Principal Accounting Officer)